Form 10QSB
period 2001-06-30
STERLING ELECTRONIC COMMERCE CO
filed 2001-08-10
CIK 1084189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                -----------------

                         Commission File Number: 0-32463


                        STERLING ELECTRONIC COMMERCE CO.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



              NEVADA                                  88-0472395
     ------------------------------           -------------------------
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification no.)



                   435 Aspen Drive, #8, Park City, Utah 84098
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (702) 947-4877
                                -----------------
                                 (Telephone no.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

The Company had 2,609,500 shares of common stock outstanding at July 31, 2001.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                        Sterling Electronic Commerce Co.
                          (A Development Stage Company)
                                 Balance Sheets

                                                             June 30
                                                               2001
                                                           -----------
                                                           (Unaudited)

      ASSETS

       Cash                                                 $      -

      Total Current Assets                                         -
                                                            ---------
      Total Assets                                          $      -
                                                            =========

      LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                            $      -
                                                            ---------
      Total Current Liabilities                                    -

Preferred  Stock, $.001 par value;
Authorized 1,000,000 shares with
no shares issued or outstanding                                    -

Common Stock, $.001 par value;
Authorized 24,000,000 shares,
2,609,500 shares issued and
outstanding as of December 31, and 1998                        2,610

           Paid in Capital                                     4,447

           Accumulated Deficit                                (7,057)
                                                            ---------
      Total Stockholders' Equity (Deficit)                         -

      Total Liabilities and
      Stockholders' Equity (Deficit)                        $      -
                                                            =========

                 See Accompanying Notes to Financial Statements.

                        Sterling Electronic Commerce Co.
                             Statement of Operations
             For the six-month period ending June 30, 2001 and 2000


                                   Six Months Ended      Six Months Ended
                                    June 30, 2001          June 30, 2000
                                  -----------------      -----------------
                                     (Unaudited)            (Unaudited)

Revenues                             $          -          $           -

Expenses:                                       -                      -
                                  -----------------      -----------------
     Total Expenses                             -                      -

Net loss before income taxes                    -                      -

     Income Taxes                               -                      -
                                  -----------------      -----------------
              Net Loss $                        -                      -
                                  =================      =================

Net Loss Per Common Share
(primary and fully dilutive)         $          -          $           -
                                  =================      =================
Weighted Average Shares
Common Stock Outstanding                2,609,500              2,609,500
                                  =================      =================



               See Accompanying Notes to the Financial Statements.

                         Sterling Electronic Commerce Co
                             Statement of Cash flows
                  For the period ending June 30, 2001 and 2000



                                              Six Months Ended  Six Months Ended
                                                June 30, 2001      June 30,2000
                                               --------------     -------------
                                                 (Unaudited)       (Unaudited)
Cash flows used in
operating Activities

                  Net loss                      $         -        $         -

         Common stock issued                              -                  -

                                                ------------       ------------
  Net cash used in
  operating activities  -                                 -                  -

Cash flows provided by financing activities:
Proceeds from the issuance of
common stock      -                                       -                  -
                                                ------------       ------------
Net cash provided byinancing activities                   -                  -

Cash and cash equivalents
at beginning of period                                    -                  -
                                                ------------       ------------
Cash and cash equivalents
at end of period                                $         -        $         -
                                                ============       ============





             See Accompanying Notes to the Financial Statements

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business Operations - Sterling Electronic Commerce Co. (a development stage company), the "Company," was incorporated in Nevada on April 5, 1999, to engage in the business of packaging and re-selling Internet access services to businesses and consumers. At December 31, 2000, the company is developing a modified business plan, but has no other significant business activity beyond organization and capitalization.

Financial Capacity - The Company's financial statements reflect no assets or liabilities. The Company has incurred various expenses in connection with its organization and planning activities, but is yet to realize any revenue from operations since inception and has no working capital. The company's ability to continue activities will require the capital of its shareholders or officers to fund the filing of annual report fees with the State of Nevada. Any future operations will require the Company to raise additional capital.

Start-up Costs - In April 1998 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. The Company has followed this policy since its inception.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Earnings (Loss) Per Share - Net earnings (loss) per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). Basic earnings (loss) per share are computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities.

Income Taxes - The Company accounts for income taxes under Financial Accounting Standards Board Financial Accounting Statement No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No deferred income tax benefit has been reflected in the balance sheet, as there is no assurance the Company can become profitable and utilize the tax loss carry forwards which are insignificant.

New Accounting Pronouncements - The Company has no operations, therefore the effect of new accounting pronouncements have no effect on the financial statements, other than the expensing of the organizational costs reflected above.



NOTE 2  - Stockholders' Equity

In April 1999, the Company issued 2,550,000 shares of its common stock for consulting and legal service, and 59,000 shares of common stock for cash in the amount of $6,947 and $110, respectively. The value of the shares issued for services represents fair value of the services performed.

Both transactions are exempt pursuant to Section 4(2) of the Securities Act of 1993, as amended.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is, and has been since its inception in 1999, a development stage company with no significant business operations. We are filing this registration statement voluntarily in order to become a "reporting" company subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Complying with the reporting requirements of the Act will impose a financial burden on the Company and a time burden on Management; however, we believe the burden will be minimal until the level of our business activity increases significantly, and that benefits will accrue to us that will justify the burdens of reporting. Specifically, we hope to be able use our company stock to purchase goods and services we will use in developing our business, and perhaps to acquire existing operating enterprises. We also hope and expect that our status as a reporting company will facilitate capital formation for us. We cannot be certain, however, that any of these benefits will be realized.

Our cash resources have been substantially depleted, and our officers are bearing various expenses on behalf of the Company, none of which have so far been deemed to be reimbursable by us. We expect to raise some operating capital through a private placement of our securities within the next year, although the amount, terms and date of commencement of the offering have not yet been determined. When we sell new stock, the proportionate ownership interests of existing shareholders will be reduced (commonly called "dilution.")


We have no current plans to purchase or sell any significant assets, make any expenditures for product research and development, or change the number of employees or the nature of their relationships to the Company.

                          PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

There are no legal proceedings either pending or threatened.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports filed on Form 8-K during the period:

        None.

(b)  Exhibits:

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 9, 2001
STERLING ELECTRONIC COMMERCE CO.


by:


/s/ Russel Heaton
------------------------
President, Director