Form 10QSB
period 2001-09-30
STERLING ELECTRONIC COMMERCE CO
filed 2001-11-19
CIK 1084189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2001

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

Yes [X]   No  [ ]

The Company had 2,609,500 shares of common stock outstanding at October 31, 2001.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                        Sterling Electronic Commerce Co.
                          (A Development Stage Company)
                                 Balance Sheets

                                                           September 30
                                                               2001
                                                           -----------
                                                           (Unaudited)

      ASSETS

       Cash                                                 $      -

      Total Current Assets                                         -
                                                            ---------
      Total Assets                                          $      -
                                                            =========

      LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                            $      -
                                                            ---------
      Total Current Liabilities                                    -

Preferred  Stock, $.001 par value;
Authorized 1,000,000 shares with
no shares issued or outstanding                                    -

Common Stock, $.001 par value;
Authorized 24,000,000 shares,
2,609,500 shares issued and
outstanding as of September 30, and 2001                       2,610

           Paid in Capital                                     4,447

           Accumulated Deficit                                (7,057)
                                                            ---------
      Total Stockholders' Equity (Deficit)                         -

      Total Liabilities and
      Stockholders' Equity (Deficit)                        $      -
                                                            =========

                 See Accompanying Notes to Financial Statements.

                        Sterling Electronic Commerce Co.
                         (A Development Stage Company)
                            Statements of Operations
          For the nine-month period ending September 30, 2001 and 2000



                                                                           Inception
                                         Nine Months     Nine Months    (April 15, 1999)
                                            Ended           Ended            to
                                         Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 2001
                                         --------------  --------------  --------------

Interest income                          $          -     $          -    $         -

 Expenses:
     Consulting                                     -                -            2,610
     Professional fees                              -                -            2,500
     Registration fees                              -                -            1,947
                                         -------------    -------------   --------------
                          Total Expenses            -                -            7,057

          Net Income before income taxes            -                -           (7,057)

                            Income Taxes            -                -                -
  Income tax benefit of net
    operating loss carryforward                     -                -                -

                                          -------------   -------------   --------------
                               Net Income $         -     $         -     $      (7,057)
                                          =============   =============   ==============
  Weighted Average Shares
    Common Stock Outstanding                 2,609,500       2,609,500
                                          =============   =============

Net Income Per Common Share
   (primary and fully dilutive)           $         -     $         -
                                          =============   =============



               See Accompanying Notes to the Financial Statements.

                         Sterling Electronic Commerce Co
                             Statement of Cash flows
                         (A Development Stage Company)
                For the period ending September 30, 2001 and 2000



                                                                         Inception
                                                      Nine Months      (April 15, 1999)
                                                        Ended                to
                                                    Sept. 30, 2001     Sept. 30, 2001
                                                   ----------------   ----------------
Cash Flows From Operating Activities:

                            Net  loss                $           -      $      (7,057)

     Common stock issued for services                            -              6,947
                                                   ----------------   ----------------
Net cash used in operating acitivities                           -               (110)

Cash flows provided by financing activities:
     Proceeds from the issuance of common stock                  -                110
                                                   ----------------   ----------------
     Net cash provided by financing acitivities                  -                 -

Cash and cash equivalents at beginning of period                -                  -
                                                   ----------------   ----------------
                           Cash at end of period     $          -        $         -
                                                   ================   ================





             See Accompanying Notes to the Financial Statements

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

NOTE 1 - Summary of Significant Accounting Policies

Organization and Business Operations - Sterling Electronic Commerce Co. (a development stage company), the "Company," was incorporated in Nevada on April 5, 1999, to engage in the business of packaging and re-selling Internet access services to businesses and consumers. At September 30, 2001, the company is developing a modified business plan, but has no other significant business activity beyond organization and capitalization.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is, and has been since its inception in 1999, a development stage company with no significant business operations. Our original purpose, to develop a business packaging and re-selling internet access services, has been suspended indefinitely due to the lack of operating funds. We are exploring various avenues for re-commencing operations or acquiring a business. Howevever, it is very likely that we will need to raise additional capital before we can develop any business prosects or produce any revenue. We hope and expect that our status as a reporting company will facilitate capital formation for us. We cannot be certain, however, that such benefit will be realized, that we will succeed in raising capital, or that we will ever achieve profitable business operations.

Our cash resources have been substantially depleted, and our officers are bearing various expenses on behalf of the Company, none of which have so far been deemed to be reimbursable by us. We expect to raise some operating capital through a private placement of our securities within the next year, although the amount, terms and date of commencement of the offering have not yet been determined. When we sell new stock, the proportionate ownership interests of existing shareholders will be reduced (commonly called "dilution"). We have not obtained any commitments from underwriters or investors.


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


Dated: November 19, 2001
STERLING ELECTRONIC COMMERCE CO.


by:


/s/ Russel Heaton
------------------------
President, Director