Form 10KSB
period 2001-12-31
STERLING ELECTRONIC COMMERCE CO
filed 2002-04-16
CIK 1084189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                            ------------------------

     (MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-32463


                        STERLING ELECTRONIC COMMERCE CO.
            --------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                     88-0472395
     -------------------------------                    -----------------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION
                                                              NUMBER)



                   435 Aspen Drive, #8, Park City, Utah 84098
            --------------------------------------------------------
            (ADDRESS OF PRINCIPAL ADMINISTRATIVE OFFICES) (ZIP CODE)


                                 (702) 947-4877
                -------------------------------------------------
               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934:
             Common Stock ($.001 PAR VALUE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Issuer's revenues for the most recent quarter were $0.00.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on January 05, 2002, was $0. (N/A)

     The issuer has one class of stock with 2,609,500 common shares outstanding as of April 01, 2002.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

  Item 1.   Business.....................................................

  Item 2.   Description of Property......................................

  Item 3.   Legal Proceedings............................................

  Item 4.   Submission of Matters to a Vote of Security Holders..........

PART II

  Item 5.   Market for Common Equity and Related
            Stockholder Matters..........................................


  Item 6.   Management's Discussion and Analysis or
            Plan of Operation............................................

  Item 7.   Financial Statements ........................................

  Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act...

  Item 10.  Executive Compensation.......................................

  Item 11.  Security Ownership of Certain Beneficial Owners
            and Management...............................................

  Item 12.  Certain Relationships and Related Transactions...............

  Item 13.  Exhibits, Financial Statement Schedules......................

SIGNATURES...............................................................

Item 1.  DESCRIPTION OF BUSINESS

Forward-looking Statements

When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward- looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The Company

Sterling Electronic Commerce Co. (we may refer to ourselves in this document as "Sterling," "the Company," "we," "us," etc.) was incorporated in the State of Nevada on April 5, 1999, for the purpose of engaging in the business of an Internet connection services reseller. Our initial plan was to purchase Internet dial-up access from existing service providers under contracts that would guarantee a billing rate for six or twelve-month periods, then build marketing promotions for related products and services around an offer of "free Internet." with purchase. As we developed our business plan, however, we become increasingly concerned about the rapid evolution of the ISP industry (that is, Internet Service Providers, also called "dial-up" services, for connecting to the Internet from a home or office computer) and the proliferation of competition. Because of the rapid growth of Internet usage and the lack of barriers to entry into the business, the number of providers was growing exponentially, and retail prices for the services were dropping rapidly, squeezing profit margins. Promotion programs such as we proposed to create became commonplace, and a few ISPs even began to give away the service for free, just to get users to their portals which were actually funded by advertising dollars rather than user fees.

Meanwhile, "broadband" Internet access was becoming increasing available and affordable, offering new possibilities for categories of online content, rich in video and audio formats, that were simply not practical to deliver over the slower modem connections. We shifted our focus from "access providers" to "content provider," and are now pursuing a strategy of content purveyors to consumer, business and academic users. See "Business Strategy" following.

The Company is, and since its inception has been, a development stage company.

Sterling has not filed bankruptcy, been in receivership, or been involved in any similar proceedings. We have not been involved in a purchase or sale of a significant amount of our assets, whether or not in the ordinary course of business. We have had no sales or revenues, and we currently have no products or services ready to sell. Accordingly, there is no backlog of orders, nor dependence on any one or few large customers. The Company is not subject to any industry-specific government regulation, nor do we need government approval for any of our operations. We have made no significant expenditures on research and development during the most recent fiscal year or interim period.

We maintain offices at 435 Aspen Drive, #8 Park City, Utah 84098

BUSINESS STRATEGY

We plan to capitalize on the expanding availability of broadband Internet access and the popularity of the World Wide Web (or "web," the multimedia-enabled portion of the Internet) through a website designed to deliver a variety of content in all types of media, including sound clips, video clips, high resolution graphics, Flash media, and Shockwave programs, among others. The site will offer materials both from the public domain and licensed from the rights-holders, covering virtually every subject from world history to cellular biology to "cult" cinematic films and "how-to" videos. A searchable keyword list will help users to identify and retrieve specific items of interest, while exhaustive catalogs will permit casual browsing. Thus, a user could call up an audio clip of FDR's "day of infamy" address on December 7, 1941, or a manual showing how to replace a carburetor on a 1956 Chevy, or perhaps a travel guide for people traveling to the Middle East on business.

We are currently investigating various programming options in several categories. Our idea is not to compete directly with subscription television or cable / satellite audio, but to offer convenient access to the types of programs people might seek in response to a particular need. We expect that it will take some considerable time and money to assemble sufficient material to make our website a useful media resource for most users. Initially, we will concentrate on developing the search engine functionality and operate primarily as a "linking" site. This will involve combing the "web" for content that we will include in our catalogs and index in our search engine, but not physically store on our web servers. This approach will keep costs down while we establish and fine-tune the concept, but will also limit our revenue potential until we can forge partnering relationships and exclusivity agreements with the owners of the content.

As we build our user and resource bases, we will seek to acquire rights to specific content that we can deliver from our own servers. We have not yet determined the costs of any royalties or licenses related to providing copyrighted programs from our own servers, or in what manner we will charge our user to download it or to access it online. We expect, but have not yet determined, that our ultimate strategy will comprise perhaps several distinct pricing schemes, depending on the nature of the content and its cost to us:

     o Free access to materials that are in the public domain or that we can acquire at a low cost. Naturally, users of this material will expect to see advertising messages as well;

     o An assortment of copyrighted materials, any or all of which could be accessed by the user at any time for a monthly or annual subscription fee;

     o    Content available for download on a "pay-per-download" basis; and

     o Premium content available for viewing online only on a "pay-per-view" basis.

We hope, but cannot be assured, that we will benefit from the many years experience of our President, Mr. Russel Heaton, to permit us to find and negotiate programming contracts for the Company. To date, we have not secured any such contracts or agreements.

THE MARKET

The Internet has been called one of the most significant developments of the modern age, literally transforming the way millions of people accomplish thousands of tasks from maintaining appointment calendars to buying pet food, from communication to research. Among other things, it has evolved as a kind of gargantuan library, where search engines make information and resources on almost any subject instantly available.

The Internet began as a text-based medium, whereby a user could send textual messages to anyone connected to the network. The system worked sort of like a high-speed teletype. However, to search for a specific user or particular content required some specialized skills and knowledge. In the past seven years or so, the World Wide Web, a sort of subset of the Internet, has evolved in a dramatic way, making possible the delivery of far richer content including graphics, audio, animation, and, perhaps most importantly, interactivity. The Web has opened up new possibilities for both users and suppliers of content, which in turn stimulated a torrent of new activity by both. Today, the Internet (and especially the World Wide Web) is as ingrained in our daily lives and culture as telephones and automobiles.

A limiting factor in the expansion of available Web content has been "bandwidth," or the speed at which data can be transferred between the computers hosting the content, and the computers accessing it. Although the Web infrastructure (that is, the lines connecting the principle hubs on the network) can carry vast amounts of data very quickly, individual users accessing the Internet have been limited to the much slower data transfer rates available over conventional analog phone lines and modems. As technology has advanced, modems have become faster, but the phone lines themselves, and their switching apparatus, still limit transfer rates to about fifty-three thousand bits per second. At that speed, a 5-minute, medium-resolution video clip can take hours to download, which is simply too long to expect the user to wait while looking at a blank or static screen.

The development of "streaming" technologies, such as RealMedia's player and Macromedia's Shockwave, have somewhat bridged the gap from simple text and graphics to multimedia. Streaming uses a "cache" of buffer on the user's computer to store several seconds of the clip, which will then begin to play and continue playing as the remainder of the clip downloads. Streaming thus reduces drastically the amount of time the user waits to view the content. While streaming technologies represent a great advance in the delivery of multimedia content over the Web, they are less than perfect. Frequently, streaming media will freeze momentarily or "hiccup," and transmission errors can cause the stream to abort. Because the media is not downloaded to the user's computer, aborting means starting over again from the beginning.

Similarly, the development of new file compression protocols, such as MPEG and MP3, have made it possible to pack more media into a smaller file size, which translates into more information being transferred in the same time over a phone line than is possible with un-compressed files. Although these advances are important, there is a practical limit beyond which files cannot be further reduced in size by compression without loss of data.

Probably the most important recent technological development, in terms of delivering multimedia content to a mass market, has been the proliferation of "broadband" Internet connectivity. Broadband technologies permit faster connections for the individual user, meaning that it becomes practical to download and view media that comes in larger file sizes, especially video and audio files. The term broadband is an umbrella term that covers a range of technologies, including Satellite, DSL, Cable, ISDN, and T-1 that are becoming widely available nationwide, and not only in metropolitan areas.

According to the Nielsen ratings service, 163.8 million users access the Internet from home an average of 3 hours and 13 minutes per week. Another 40.6 million access the Internet from work an average of 5 hours and 40 minutes per week. In January 2001, Excite@Home, a provider of residential and commercial broadband services, released results of a study it had conducted showing that broadband users are more highly educated, earn more money and have more Internet experience than their counterparts who use telephone line dial-up services. The study further showed that broadband is entering the mainstream of Internet users, as evidenced by a decline in the average annual income of their subscribers. Since broadband connections typically cost the user two or more times the cost of the slower 56Kbps modem connections, one implication of this trend may likely be that users value the richer content that can be accessed over broadband connections, and are willing to pay for it.

Digitrends.net, a compiler and disseminator of statistical data on Internet usage, recently predicted that "a boom will occur" in broadband usage between 2002 and 2005, by which time the services will be "mainstream" with "more than 28 million households" having high-speed connections. That company further predicts that broadband connectivity in the workplace will double in the same time period, from 24 million last year to 55 million by the year 2005. (Source:
Digitrends.net, 225 S. Sepulveda Blvd., Suite 360, Manhattan Beach, CA 90266)

We have not yet developed a marketing plan, as the plan will depend largely on our decisions as to precisely how we will package and price our offerings. Generally, though, most Web content providers generate revenues by one or more of the following methods:

     o Sales of Advertising. This method is often used by web businesses that generate a high volume of "traffic" (that is, many daily visitors to the site). The user is allowed to browse the content freely, but is subjected to advertising messages that automatically intrude into her browsing experience. Typically, special software tracks how may visitors were exposed to the ad, and the advertiser pays a "per impression" rate.

     o Page sponsorships. This is another form of advertising, but typically the advertiser will pay a flat fee for being the only advertiser on a page. Often, the content of the page will relate closely to the advertiser's business, and the text will contain links to the advertiser's products or services.

     o User fees. Here, the user is given a description of the content, but to access it must first enter a payment method (e.g., a credit card number). Some sites bill the user access fees monthly or quarterly in advance for a body of content, then give the user a password for unlimited access during the term of his subscription.

We expect, but have not yet determined, that we will use all three of the foregoing payment methods, depending upon factors such as the nature and the cost to us of the particular content, its exclusivity, user demand and perhaps other factors.

Once our commerce model is in place, the task that will remain is to publicize the site and its benefits, and to induce people to use it. This can be a difficult challenge, given the millions of websites vying for the user's attention. Many Internet-based businesses find marketing and promotion to be their single greatest expense item, and still fail to generate sufficient traffic to operate profitably. We intend to study this aspect of our planning intensely, and will likely experiment with various marketing avenues in an effort to find the most effective formula.

COMPETITION

It is difficult at this stage of our development to anticipate who the main competitors for our customers will be, for a couple of reasons:

     o The market for delivery of information and programming via the World Wide Web is large, highly dispersed and not at all defined.

     o It is not possible for us to identify a single market or `market segment' encompassing the companies that would be competing for our customers, since many and varied companies deliver similar content in a variety of formats.

     o The technology is still evolving, and the available technologies will determine as much as consumer demand what forms the content purveyors will take, and what schemes will be used to sell and deliver the content.

Certainly our competition will include start-up companies with far greater resources than ours, as well as the media giants of today shifting focus to capture a share of this emerging market. We believe that notwithstanding the abundance of competition, the market is new enough and potentially large enough to accommodate a large number of purveyors. Further, because our niche will be as a "compiler and disseminator" and not a producer of content, many of the larger companies which could potentially be our competitors may in fact become our suppliers or strategic partners.

REPORTS TO SECURITY HOLDERS

On the effective date of this registration statement, we will become a "reporting company" under the Securities Exchange Act of 1934, and will be subject to all of the rules and requirements applicable to reporting companies. These requirements include at a minimum the obligation to file periodic reports with the Securities and Exchange Commission, including an audited financial statement within ninety days of our fiscal year-end, and unaudited financial statements within forty-five days of the end of each interim fiscal quarter. We will also be required to file Current Reports on Form 8-K with respect to certain developments, including such occurrences as a change of our certifying accountants, acquiring or disposing of a significant amount of assets, or a change of voting control. We will file these reports electronically on the SEC's Electronic Data Gathering, Analysis and Retrieval system ("E.D.G.A.R."), and they can be viewed by the general public via the SEC's website at http://www.sec.gov, or printed copies can be obtained by contacting the Company.

These reporting requirements will represent a continuing burden on the Company's cash and management resources whether or not we succeed in our business plan. Officers of the Company are prepared to bear the financial burden of these filings for an indefinite period until the Company can raise working capital, but may not be able or willing to do so for any minimum period of time. Should we become unable to file our required reports, we may be forced to file to become a non-reporting company, in which case we will lose the benefits we sought to gain by becoming a reporting company. In such event, however, it is our intention to continue to provided unaudited annual reports to our shareholders.

INVESTMENT RISKS ASSOCIATED WITH OUR COMPANY

We have no meaningful operating history. We have been in the development stage since inception, and have not yet produced revenues or income from business operations. There is no clear basis for judging our viability as a business enterprise, or our management's ability to develop the company to profitability.

We do not yet have a well-developed business plan. While we have identified what we believe to be a viable business opportunity, we have not yet developed a complete business plan on which to proceed. We are continuing to study market trends and technologies, consider marketing strategies, and explore programming options. There is no assurance that we will successfully implement any plan we ultimately develop.

Our business model has not been proven viable. Even when we have fully-developed and begun to implement our business plan, we will be proceeding on the basis of unproven assumptions about many aspects of our strategy, such as the continuation of growth in demand for and availability of broadband services, the demand for the type of content we intend to deliver, and the willingness of users to pay us an adequate price to receive the content. To our knowledge, no company has yet succeeded in developing a business very similar to the one we propose to undertake, so we have neither a model from which to learn, nor an example of a company that has succeeded in a business such as ours. Thus, there is considerable uncertainty as to our prospects for success.

Our management has limited experience in Internet commerce. While our management has general business and management experience, and some specialized knowledge and experience in the entertainment industry and in marketing, none of our current management has significant experience managing a business that provides products or services via the Internet and the World Wide Web. Accordingly, our success will depend in large part on our ability to recruit or to contract individuals with specialized skills and knowledge relating to Internet-centered marketing and commerce. There is no assurance that we will be successful in recruiting and retaining such specialists, which makes our prospects for success very uncertain.

We will have to raise additional capital to pursue our business objectives. We will not know what our near- and long-term cash requirement will be until we've completed our business planning, but it is almost certain that we will have to raise additional capital within the next 12 months in order to proceed with the development of our business. We will most likely sell shares of our stock to raise the needed capital, and any such sales will "dilute," or reduce the proportionate ownership of, existing shareholders. At this time, we have no arrangements with any underwriters for the placement of our shares, nor commitments from any person to invest in the Company. There is no assurance that we will be successful in raising sufficient capital to implement our business plan or to develop the business to profitability.

Evolving technologies may force us to alter or abandon plans, or may render our equipment or software obsolete. New technologies are being developed and deployed at a rapid rate. It is possible that as time goes on, changes in such technologies as Internet connectivity, computer processors, and file compression schemes will require us to make costly changes in our strategy or additional investments in equipment and software in order to adapt and remain competitive.


Item 2. DESCRIPTION OF PROPERTY

We do not own or lease any property. The Company maintains an office at 435 Aspen Drive, #8, Park City, Utah 84098, in shared space provided by an officer of the Company without cost to us.


Item 3. LEGAL PROCEEDINGS

There are no legal proceedings either pending or threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's most recent fiscal year, there were no matters submitted to a vote of security holders.


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares have never traded, and there exists no public trading market for the shares, nor is one expected to develop. The Company has forty-one
(41) shareholders, including officers, directors and control persons. The company has never paid a dividend, nor does it intend to do so in the foreseeable future. There are no restrictions on the power of the Board of Directors to declare and pay dividends.

No securities are currently being offered for sale, nor are there outstanding any options, rights, warrants to purchase, or securities convertible into, the common equity of the Registrant.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 7.  FINANCIAL STATEMENTS


                          Index to Financial Statements

         Document                                            Page
         --------                                            ----

        Auditor's Opinion.................................... F-1

        Balance Sheets....................................... F-2

        Statement of Operations.............................. F-3

        Statement of Cash Flows.............................. F-4

        Statement of Changes in Stockholders' Equity......... F-5

        Notes to Financial Statements........................ F-6

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
Sterling Electronic Commerce Co.
(A Development Stage Company)
Las Vegas, Nevada

                           INDEPENDENT AUDITORS REPORT

I have audited the accompanying balance sheet of Sterling Electronic Commerce, Co. (a development stage company) as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000 and for the period from inception (April 5, 1999) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on this financial statement based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Electronic Commerce Co. (a development stage company) as of December 31, 2001, and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000 and for the period from inception (April 5, 1999) through December 31, 2001, in conformity with generally accepted accounting principles.




Randy Simpson, CPA, P.C.
Sandy, Utah
April 8, 2002

                             STERLING ELECTRONIC COMMERCE CO.
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET

                                                           December 31,
                                                               2001
                                                        --------------------
                         ASSETS
Current Assets:
     Cash                                                               $ -
                                                        --------------------
                                   Total Current Assets                   -

                                                        --------------------
                                           Total Assets                 $ -
                                                        ====================

          LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                   $ -
                                                        --------------------
                             Total Current Liabilities                    -

Stockholders' Deficit:
   Common Stock, $.001 par value;
     authorized 25,000,000 shares,
     issued and outstanding 2,609,500
     shares as of December 31, 2001                                    2,610

    Paid-In Capital                                                    9,295
    Deficit Accumulated During Development Stage                     (11,905)
                                                        --------------------
                           Total Stockholders' Deficit                    -
                                                        --------------------
           Total Liabilities and Stockholders' Deficit                  $ -
                                                        ====================


               See Accompanying Notes to the Financial Statements.

                        STERLING ELECTRONIC COMMERCE CO.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                             From Inception
                                              Year Ended      Year Ended    (April 5, 1999) to
                                             December 31,    December 31,      December 31,
                                                 2001            2000              2001
                                            --------------  --------------  ------------------

Income:                                       $         -     $         -         $         -

 Expenses:
     General and administrative                     1,885               -               1,885
     Consulting                                         -               -               2,610
     Professional fees                              2,963               -               5,463
     Registration fees                                  -               -               1,947
                                            --------------  --------------  ------------------
                             Total Expenses         4,848               -              11,905

                                            --------------  --------------  ------------------
                                 Net Income       $ 4,848     $         -            $ 11,905
                                            ==============  ==============  ==================

                    Weighted Average Shares
                   Common Stock Outstanding     2,609,500       2,609,500
                                            ==============  ==============

                Net Income Per Common Share
                  (Basic and Fully Dilutive)      $ 0.002     $         -
                                            ==============  ==============



               See Accompanying Notes to the Financial Statements.

                        STERLING ELECTRONIC COMMERCE CO.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                          From Inception
                                                           Year Ended     Year Ended    (April 5, 1999) to
                                                          December 31,   December 31,      December 31,
                                                              2001           2000              2001
                                                        --------------  --------------  ----------------
Cash Flows used in Operating Activities:
                                              Net  Loss      $ (4,848)           $ -          $ (11,905)

Expenses not Requiring an Outlay of Cash:
     Common stock issued for compensation                           -              -              3,500
     Capital contribution of services                           4,848              -              8,210
                                                        --------------  --------------  ----------------
                  Net Cash used in Operating Activities             -              -               (195)

Cash Flows Provided by Financing Activities:
     Common stock issued cash                                       -              -                195
                                                        --------------  --------------  ----------------
              Net Cash Provided by Financing Activities             -              -                  -

       Cash and Cash Equivalents at Beginning of Period             -              -                  -

                                                        --------------  --------------  ----------------
                                  Cash at End of Period           $ -            $ -                $ -
                                                        ==============  ==============  ================


               See Accompanying Notes to the Financial Statements.

                    STERLING ELECTRONIC COMMERCE CO.
                     (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY
              From Inception (April 5, 1999) through December 31, 2001


                                                        Common       Common
                                                         Stock        Stock      Paid-In     Accumulated     Total
                                                        Shares       Amount      Capital       Deficit       Equity
                                                      ------------ ------------ ----------- -------------- -----------

Balances at Inception (April 5, 1999)                           -          $ -         $ -            $ -         $ -

Founders issued shares 1,000,000 for
  consulting services; valued at $.001                  1,000,000        1,000           -              -       1,000

Common stock issued for consulting
  contract; valued at $.001                             1,500,000        1,500           -              -       1,500

Common stock issued for legal fee
  compensation; valued at $.02                             50,000           50         950              -       1,000

Common Stock issued for cash;
  valued at $.002                                          50,000           50          50              -         100

Common Stock issued for cash;
  valued at $.01                                            9,500           10          85              -          95

Contribution to capital for
  operations                                                    -            -       3,362              -       3,362

    Net loss from inception to December 31, 1999                -            -           -         (7,057)     (7,057)
                                                      ------------ ------------ ----------- -------------- -----------
                                                        2,609,500        2,610       4,447         (7,057)          -

    Net loss for year ended December 31, 2000                   -            -           -              -           -
                                                      ------------ ------------ ----------- -------------- -----------
                                                        2,609,500        2,610       4,447         (7,057)          -

Contribution to capital for operations                          -            -       4,848              -       4,848

    Net loss for the year ended December 31, 2001               -            -           -         (4,848)     (4,848)
                                                      ------------ ------------ ----------- -------------- -----------
    Balances as of December 31, 2001                    2,609,500      $ 2,610     $ 9,295      $ (11,905)        $ -
                                                      ============ ============ =========== ============== ===========


          See Accompanying Notes to the Financial Statements.

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations Sterling Electronics Commerce Co. (a development stage company) was incorporated in Nevada on April 5, 1999, with the intent to engage in the business world of internet connections. The Company's original business plan consisted of the once unique idea of an internet access billing plan that would guarantee a consistent billing rate for a six to twelve month period of time. However, the over-exhaustion of the web connection market has since influenced the Company's decision to seek out other business options as well as draft a new business plan.

Financial Capacity Since inception (April 5, 1999), the Company's minimal development and operational costs have been satisfied through contributions of capital by its shareholders and officers. The Company's expenses are comprised mainly of accounting and filing fees incurred as a reporting company. The Company has not begun any significant operations; their current operations consist only of the modification of their business plan and other development stage activities. To date, no revenue has been realized. The Company has employed various consulting professionals to help organize and review various business opportunities and options. Though the Company continues to look to its shareholders and officers for current funding, they are aware that becoming fully operational will require the capital of a third party. Consequently, the Company's main priority has become their success in locating a compatible merger candidate, thus insuring future operations and continued existence.

Start-Up Costs All costs relating to the development of the Company have been expensed as incurred as required by the Statement of Position (SOP) 98-5, issued by the American Institute of Certified Public Accountants in April of 1998, "Reporting on the Costs of Start-Up Activities".

Use of Estimates The preparation of financial statements, in conforming with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Net Earnings (Loss) Per Share Net earnings (loss) per share is presented under the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). In compliance, the Company's basic earnings (loss) per share are computed by using the weighted average number of common shares outstanding and excludes any dilutive effects of options, warrants and convertible securities.

Income Taxes The Company has not provided for deferred tax assets or liabilities due to their tax loss carryforward, available to offset future profits for the next 20 years, which, as of December 31, 2001, was approximately $12,000. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and demonstration of ability to realize a profit from future operations.

New Accounting Pronouncements The Company has no operations, therefore, only the expensing of organizational costs, as reflected above, may be affected by new accounting pronouncements.

NOTE 2    COMMON STOCK

In April 1999, the Company issued 1,000,000 shares of its common stock at par value ($.001), as compensation to its founders for consulting services, 50,000 shares at $.02 for legal compensation, and 1,500,000 shares of common stock in accordance with a consulting contract, at par value ($.001). The Company also issued 50,000 shares of common stock for cash, valued at $.002 ($100), and 9,500 shares of common stock for cash, valued at $.01 ($95). As of December 31, 2001, the Company had 2,609,500 shares issued and outstanding, as reflected in the financial statements. These transactions are exempt pursuant to Section 4 (2) of the Securities Act of 1933, as amended.


NOTE 3    PRIOR PERIOD ADJUSTMENT

The previously issued financial statements for the two prior periods, inception (April 5, 1999) through December 31, 1999 and the year ended December 31, 2000, incorrectly reported a total issuance of 59,500 shares of common stock for cash in the amount of $110, and 2,550,000 shares of common stock issued for compensation at a value of $6,947. The management's discussion in the financial statements for the year ended December 31,2000 indicated a total of 1,109,500 shares of the Company's common stock were issued for cash. The following adjustments have been made to the financial statements for the year ended December 31, 2001:

The Company issued 1,000,000 shares of common stock to it's founders for consulting services at par value, $.001 ($1,000), 1,500,000 shares were issued per terms of a consulting contract, also valued at par ($1,500), 50,000 shares were issued to the Company's attorney for legal fee compensation, valued at $.02 ($1,000), 50,000 shares were issued for cash, valued at $.002 ($100) and 9,500 shares were also issued for cash, valued at $.01 ($95). The total monetary value of the common stock (2,550,000 shares) issued for compensation of services is $3,500, and the total value of the common stock (59,500 shares) issued for cash is $195. All other expenses incurred by the Company, including other compensation expenses, are reflected in the current financials as contributions to capital.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Following are the current officers and directors of the Company, together with their ages, positions held and dates of service:

===========================================================================
Name               Age        Position(s) Held               Service Began
---------------------------------------------------------------------------

Russel J. Heaton    57        President, Director              April 1999

Floyd Robertson     66        Secretary, Treasurer             April 1999
                              Director

---------------------------------------------------------------------------

RUSSEL J. HEATON, President and Director. Mr. Heaton is married and lives in Salt Lake City, Utah. He earned a BA degree in Political Science and Latin American Studies from Brigham Young University; he took graduate studies in advanced management techniques from Notre Dame University. Mr. Heaton's business career has included owning his own marketing consulting and advertising firm, with major accounts; he has been station manager for one television station, and sales manager for another. He currently consults for a Public Television station in Orange County, California. He is also President of the VIP Group, Inc., a privately-held snack food manufacturing, packaging and distribution company. He will devote part time to the Company as needed. Mr. Heaton will devote from 20 to 35 hours per week to the business of the corporation during its development phase.

FLOYD ROBERTSON, Secretary-Treasurer and Director. Mr. Robertson received his education in business administration, management and accounting through night classes, correspondence courses and numerous company-sponsored management and marketing seminars. He also completed courses in real estate and was a licensed real estate agent, and completed a course in general contractor licensing. Mr. Robertson was employed by Boise Cascade Corporation for many years in positions of production and sales management and was general manager of their corrugated container factory. He later served as Executive Vice President of a packaging machinery company. Currently, he is the Marketing Manager for an Engineering/General Contracting Corporation which designs and builds industrial and commercial buildings both nationally and internationally. Mr. Robertson has committed to devote up to twenty-five hours per week, if needed, to the affairs of the corporation during its development.

Item 10.  EXECUTIVE COMPENSATION

To date, no remuneration has been paid to any officer. No remuneration will be received by the officers in the foreseeable future. We expect that once we have commenced business operations some sort of executive compensation plan will be implemented. Any such plan will be reasonable and appropriate based on such factors as industry norms for the type of company and responsibilities of the executives, and the financial condition of the Company.

We have not entered into any employment contract with any Officer or any other person. There are no options, warrants, or rights to subscribe for or purchase any shares of the company by the officers, directors, promoters, consultants, broker-dealers or others. As part of a compensation package that we may be offer in the future to officers, directors, employees, broker-dealers or consultants, additional shares of common or preferred stock, or options or warrants on the Company's shares, may be made available or issued to such persons as compensation, incentives, bonuses or employee benefit plans. The Company has no present plans to implement any such compensation or incentive stock plan.

The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers, nor are there any agreements or understandings with such persons regarding termination of employment or change in control arrangements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is aware of only one (1) group being the beneficial owner of more than five (5) percent of any class of our securities:


===================================================================================================
                          Name and Address           Amount and Nature of
 Title of Class         of Beneficial Owner          Beneficial Ownership       Percent of Class
---------------------------------------------------------------------------------------------------
 COMMON STOCK           Amy L. Clayton, Esq.               1,250,000                 47.9%
                        435 Aspen Drive, #8
                        Park City, Utah 84098
==================================================================================================


The following are all of the officers and directors of the issuer who are beneficial owners of the issuer's securities:

===============================================================================================
                            Name and Address           Amount and Nature of
   Title of Class          of Beneficial Owner         Beneficial Ownership    Percent of Class
-----------------------------------------------------------------------------------------------
COMMON STOCK           Russel Heaton                         250,000                9.6%
                       2196 East Littlecloud Cir
                       Sandy, Utah 84093
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           Floyd Robertson                       250,000                9.6%
                       435 Aspen Drive, #8
                       Park City, Utah 84098
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           LouAnne Robertson                       1,000                0.1%
                       435 Aspen Drive, #8
                       Park City, Utah 84098
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           Total Officers and Directors          501,000                19.2%
                       as a Group
===============================================================================================

AMY L. CLAYTON has been a practicing attorney in the areas of corporate and securities law for the past three years, prior to which she served as law clerk for the Supreme Court of the State of Utah. Ms. Clayton received her securities as compensation for professional services to the Company. She is not currently a Director, nor does she anticipate serving in any managerial or other capacity for us other than providing legal and advisory services. However, her shares are not subject to any voting restrictions or agreements.

LouAnne Robertson is the wife of Floyd Robertson, but has no active involvement with the affairs of the Company.

There are currently no arrangements or agreements that may result in a change in control of the registrant.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no related transactions not discussed above in PART I.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

The following exhibits are filed as part of this Form 10-KSB for the Company's year ended December 31, 2000.


Exhibit No.               Description
-----------               -------------
    3.(i)                 Articles of Incorporation [ Incorporated by Reference
                           to Exhibit 3.(i) of the Company's Form 10-SB filed on E.D.G.A.R. January 12, 2000 ]

    3.(ii)                By Laws [ Incorporated by Reference to Exhibit 3.(ii)
                           of the Company's Form 10-SB filed on E.D.G.A.R. January 12, 2000 ]

(b) Reports on Form 8-K

The company filed no Current Reports on Form 8-K during its fiscal period ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STERLING ELECTRONIC COMMERCE, INC.
                                         (Registrant)


                                         By: /s/ Russel J. Heaton
                                         -----------------------------
                                         Russel J. Heaton
                                         President, Director



                                         By: /s/ Floyd Robertson
                                         ------------------------------
                                         Floyd Robertson
                                         Secretary, Treasurer, Director