Form 10QSB
period 2002-03-31
STERLING ELECTRONIC COMMERCE CO
filed 2002-05-15
CIK 1084189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: March 31, 2002

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

Yes [X]   No  [ ]

The Company had 2,609,500 shares of common stock outstanding at May 1, 2002.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                        Sterling Electronic Commerce Co.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                            March 31,
                                                               2002
                                                           -----------
                                                           (Unaudited)

      ASSETS

       Cash                                                 $      -

      Total Current Assets                                         -
                                                            ---------
      Total Assets                                          $      -
                                                            =========

      LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                            $      -
                                                            ---------
      Total Current Liabilities                                    -

Preferred  Stock, $.001 par value;
Authorized 1,000,000 shares with
no shares issued or outstanding                                    -

Common Stock, $.001 par value;
Authorized 24,000,000 shares,
2,609,500 shares issued and
outstanding as of March 31, 2002 and 2001                      2,610

           Paid in Capital                                     4,447

           Accumulated Deficit                                (7,057)
                                                            ---------
      Total Stockholders' Equity (Deficit)                         -

      Total Liabilities and
      Stockholders' Equity (Deficit)                        $      -
                                                            =========

                 See Accompanying Notes to Financial Statements.

                        Sterling Electronic Commerce Co.
                         (A Development Stage Company)
                            Statements of Operations
            For the three-month period ending March 31, 2002 and 2001
                                   (Unaudited)


                                                                           Inception
                                         Three Months     Three Months (April 15, 1999)
                                            Ended           Ended              to
                                         March 31, 2002  March 31, 2001  Sept. 30, 2001
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
                                          =============   =============



               See Accompanying Notes to the Financial Statements.

                         Sterling Electronic Commerce Co
                             Statement of Cash flows
                         (A Development Stage Company)
                  For the period ending March 31, 2002 and 2001
                                   (Unaudited)


                                                                         Inception
                                                     Three Months      (April 15, 1999)
                                                        Ended                to
                                                    March 31, 2002     March 31, 2002
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
                                                   ================   ================





             See Accompanying Notes to the Financial Statements

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

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