Form 10QSB
period 2002-06-30
STERLING ELECTRONIC COMMERCE CO
filed 2002-08-14
CIK 1084189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: June 30, 2002

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

Yes [X]   No  [ ]

The Company had 2,609,500 shares of common stock outstanding at August 1, 2002.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                        Sterling Electronic Commerce Co.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                             June 30,
                                                               2002
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


                                                                           Inception
                                          Six Months      Six Months    (April 15, 1999)
                                            Ended           Ended              to
                                          June 30, 2002   June 30, 2001   June 30, 2002
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
                                          =============   =============



               See Accompanying Notes to the Financial Statements.

                         Sterling Electronic Commerce Co
                             Statement of Cash flows
                         (A Development Stage Company)
                  For the period ending March 31, 2002 and 2001
                                   (Unaudited)


                                                                         Inception
                                                      Six Months      (April 15, 1999)
                                                        Ended                to
                                                     June 30, 2002      June 30, 2002
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
                                                   ================   ================





             See Accompanying Notes to the Financial Statements

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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


Dated: August 14, 2002
STERLING ELECTRONIC COMMERCE CO.


by:


/s/ Russel Heaton
------------------------
President, Director