Form 10QSB
period 2002-09-30
STERLING ELECTRONIC COMMERCE CO
filed 2003-01-27
CIK 1084189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2002

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


                                 (702) 951-6055
                                -----------------
                                 (Telephone no.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

The Company had 2,609,500 shares of common stock outstanding at December 31, 2002.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                        Sterling Electronic Commerce Co.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                          September 30,
                                                               2002
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
                                                            =========

                 See Accompanying Notes to Financial Statements.

                        Sterling Electronic Commerce Co.
                         (A Development Stage Company)
                            Statements of Operations
          For the nine-month period ending September 30, 2002 and 2001
                                   (Unaudited)


                                                                            Inception
                                          Nine Months      Nine Months    (April 15, 1999)
                                            Ended            Ended              to
                                         Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002
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
                                          =============   =============



               See Accompanying Notes to the Financial Statements.

                         Sterling Electronic Commerce Co
                             Statement of Cash flows
                         (A Development Stage Company)
                For the period ending September 30, 2002 and 2001
                                   (Unaudited)


                                                                                          Inception
                                                     Nine Months       Nine Months     (April 15, 1999)
                                                        Ended             Ended               to
                                                    Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002
                                                   ----------------  ----------------  ----------------
Cash Flows From Operating Activities:

                            Net  loss                $           -     $           -     $      (7,057)

     Common stock issued for services                            -                 -             6,947
                                                   ----------------  ----------------  ----------------
Net cash used in operating acitivities                           -                 -              (110)

Cash flows provided by financing activities:
     Proceeds from the issuance of common stock                  -                 -               110
                                                   ----------------  ----------------  ----------------
     Net cash provided by financing acitivities                  -                 -                -

Cash and cash equivalents at beginning of period                -                 -                 -
                                                   ----------------  ----------------  ----------------
                           Cash at end of period     $          -      $          -       $         -
                                                   ================  ================  ================





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


                        ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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


Dated: January 5, 2003

STERLING ELECTRONIC COMMERCE CO.

by:


/s/ Russel J. Heaton
------------------------
President, Director

                                 CERTIFICATIONS
                                 --------------

I, Russel J. Heaton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sterling Electronic Commerce Co;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 5, 2003

/s/ Russel J. Heaton
--------------------------
President and CEO

I, Floyd Robertson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sterling Electronic Commerce Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 5, 2003

/s/ Floyd Robertson
--------------------------
Chief Financial Officer