Form 10KSB
period 2002-12-31
STERLING ELECTRONIC COMMERCE CO
filed 2003-04-18
CIK 1084189

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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



                   350 Kachina Circle, Las Vegas, Nevada 89123
            --------------------------------------------------------
            (ADDRESS OF PRINCIPAL ADMINISTRATIVE OFFICES) (ZIP CODE)


                                 (702) 492-9413
                -------------------------------------------------
               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)


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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 31, 2003, was $0. (N/A)

     The issuer has one class of stock with 2,609,500 common shares outstanding as of March 31, 2003.

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

  Item 11.  Security Ownership of Certain Beneficial Owners
            and Management...............................................

  Item 12.  Certain Relationships and Related Transactions...............

  Item 13.  Exhibits, Financial Statement Schedules......................

SIGNATURES...............................................................

Item 1.  DESCRIPTION OF BUSINESS

Forward-looking Statements

When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" subject to future uncertainty.

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

We maintain offices at 350 Kachina Circle, Las Vegas, Nevada 89123

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

We hope, but cannot be assured, that we will benefit from the many years experience of our former President, Mr. Russel Heaton, and our new president, Ms. Patricia J. Linson to permit us to find and negotiate programming contracts for the Company. To date, we have not secured any such contracts or agreements.

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

REPORTS TO SECURITY HOLDERS

On the effective date of this registration statement, we will become a "reporting company" under the Securities Exchange Act of 1934, and will be subject to all of the rules and requirements applicable to reporting companies. These requirements include at a minimum the obligation to file periodic reports with the Securities and Exchange Commission, including an audited financial statement within ninety days of our fiscal year-end, and un-audited financial statements within forty-five days of the end of each interim fiscal quarter. We will also be required to file Current Reports on Form 8-K with respect to certain developments, including such occurrences as a change of our certifying accountants, acquiring or disposing of a significant amount of assets, or a change of voting control. We will file these reports electronically on the SEC's Electronic Data Gathering, Analysis and Retrieval system ("E.D.G.A.R."), and they can be viewed by the general public via the SEC's website at http://www.sec.gov, or printed copies can be obtained by contacting the Company.

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


Item 2. DESCRIPTION OF PROPERTY

We do not own or lease any property. The Company maintains an office at 350 Kachina Circle, Las Vegas, Nevada 89123, in shared space provided by an officer of the Company without cost to us.

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

        Statement of Cash Flows.............................. F-4

        Statement of Changes in Stockholders' Equity......... F-5

        Notes to Financial Statements........................ F-6

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
Sterling Electronic Commerce Co.
Las Vegas, NV

                          INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheets of Sterling Electronic Commerce Co. as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Electronic Commerce Co. as of December 31, 2002 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with generally accepted accounting principles.




Randy Simpson, CPA, P.C.
A Professional Corporation
February 12, 2003
Sandy, Utah

                         STERLING ELECTRONIC COMMERCE CO.
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                               December 31,
                                                                   2002
                                                               ------------
                                     ASSETS
Current Assets:
     Cash                                                       $        -
                                                               ------------
                                   Total Current Assets                  -

                                                               ------------
                                           Total Assets         $        -
                                                               ============

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                           $        -
                                                               ------------
                              Total Current Liabilities                  -

Stockholders' Deficit:
   Common Stock, $.001 par value; authorized
     25,000,000 shares, issued and outstanding
     2,609,500 shares as of December 31, 2002.                       2,610

                                        Paid-In Capital             11,563
           Deficit Accumulated During Development Stage            (14,173)
                                                               ------------
                            Total Stockholders' Deficit                  -

                                                               ------------
            Total Liabilities and Stockholders' Deficit         $        -
                                                               ============


                See Accompanying Notes to the Financial Statements.


                                       F-2

                        STERLING ELECTRONIC COMMERCE CO.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                       From Inception
                                          Year Ended    Year Ended   (April 5, 1999) to
                                         December 31,   December 31,     December 31,
                                             2002          2001              2002
                                        -------------  -------------   ---------------

Income:                                    $       -      $       -       $         -

 Expenses:
     General and administrative                1,269          1,885             3,153
     Consulting expenses                           -              -             2,610
     Professional fees                         1,000          2,963             6,463
     Registration fees                             -              -             1,947
                                        -------------  -------------   ---------------
                         Total Expenses        2,269          4,848            14,173

                                        -------------  -------------   ---------------
                               Net Loss    $  (2,269)     $  (4,848)      $   (14,173)
                                        =============  =============   ===============

              Net Loss Per Common Share
              (Basic and Fully Dilutive)     $ (0.00)       $ (0.00)
                                        =============  =============


                Weighted Average Shares
               Common Stock Outstanding    2,609,500      2,609,500
                                        =============  =============





         See Accompanying Notes to the Financial Statements.

                   STERLING ELECTRONIC COMMERCE CO.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS

                                                                                            From Inception
                                                             Year Ended      Year Ended    (April 5, 1999) to
                                                            December 31,    December 31,      December 31,
                                                                2002            2001              2002
                                                           --------------  --------------  ------------------
Cash Flows used in Operating Activities:
                                              Net  Loss     $     (2,269)   $     (4,848)     $      (14,173)

Expenses not Requiring an Outlay of Cash:
     Common stock issued for compensation                              -               -               3,500
                                                           --------------  --------------  ------------------
                  Net Cash used in Operating Activities           (2,269)         (4,848)            (10,673)

Cash Flows Provided by Financing Activities:
     Capital contribution of cash for services                     2,269           4,848              10,478
     Common stock issued for cash                                      -               -                 195
                                                           --------------  --------------  ------------------
              Net Cash Provided by Financing Activities            2,269           4,848              10,673

                                   Net Decrease in Cash                -               -                   -

       Cash and Cash Equivalents at Beginning of Period                -               -                   -

                                                           --------------  --------------  ------------------
                                  Cash at End of Period     $          -    $          -      $           -
                                                           ==============  ==============  ==================


         See Accompanying Notes to the Financial Statements.

                        STERLING ELECTRONIC COMMERCE CO.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
            From Inception (April 5, 1999) through December 31, 2002


                                                        Common       Common
                                                         Stock        Stock      Paid-In     Accumulated     Total
                                                        Shares       Amount      Capital       Deficit       Equity
                                                      ------------ ------------ ----------- -------------- -----------

Balances at Inception (April 5, 1999)                           -          $ -         $ -            $ -         $ -

Founders issued shares 1,000,000 for
  consulting services; valued at $.001                  1,000,000        1,000           -              -       1,000

Common stock issued for consulting
  contract; valued at $.001                             1,500,000        1,500           -              -       1,500

Common stock issued for legal fee
  compensation; valued at $.02                             50,000           50         950              -       1,000

Common Stock issued for cash;
  valued at $.002                                          50,000           50          50              -         100

Common Stock issued for cash;
  valued at $.01                                            9,500           10          85              -          95

Contribution to capital for
  operations                                                    -            -       3,362              -       3,362

    Net loss from inception to December 31, 1999                -            -           -         (7,057)     (7,057)
                                                      ------------ ------------ ----------- -------------- -----------
                                                        2,609,500        2,610       4,447         (7,057)          -

    Net loss for year ended December 31, 2000                   -            -           -              -           -
                                                      ------------ ------------ ----------- -------------- -----------
                                                        2,609,500        2,610       4,447         (7,057)          -

Contribution to capital for operations                          -            -       4,848              -       4,848

    Net loss for the year ended December 31, 2001               -            -           -         (4,848)     (4,848)

Contribution to capital for operations                          -            -       2,269              -       2,269

    Net loss for the year ended December 31, 2002               -            -           -         (2,269)     (2,269)
                                                      ------------ ------------ ----------- -------------- -----------
    Balances as of December 31, 2002                    2,609,500   $    2,610   $  11,563   $    (14,173)   $      -
                                                      ============ ============ =========== ============== ===========


          See Accompanying Notes to the Financial Statements.

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations Sterling Electronics Commerce Co. (a development stage company) was incorporated in Nevada on April 5, 1999, with intent to engage in the business world of Internet connections. The Company's original business plan consisted of the once unique idea of an internet access billing plan that would guarantee a consistent billing rate for a six to twelve month period of time. However, the over-exhaustion of the web connection market has since influenced the Company's decision to seek out other business options as well as draft a new business plan.

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

Income Taxes The Company has not provided for deferred tax assets or liabilities due to their tax loss carryforward, available to offset future profits for the next 20 years, which, as of December 31, 2002, was approximately $12,000. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and demonstration of ability to realize a profit from future operations.

New Accounting Pronouncements The Company has not commenced operations, therefore, only the expensing of organizational costs, as reflected above, may be affected by new accounting pronouncements.

NOTE 2    COMMON STOCK

In April 1999, the Company issued 1,000,000 shares of its common stock at par value ($.001), as compensation to its founders for consulting services, 50,000 shares at $.02 for legal compensation, 1,500,000 shares of common stock in connection with a consulting contract, at par value ($.001), 50,000 shares of common stock for cash, valued at $.002 ($100), and 9,500 shares of common stock for cash, valued at $.01 ($95).

 As of December 31, 2002, there were 2,609,500 shares of the Company's common stock issued and outstanding, as reflected in the financial statements. These transactions are exempt pursuant to Section 4 (2) of the Securities Act of 1933, as amended.


NOTE 3    PRIOR PERIOD ADJUSTMENT

The financial statements for the two periods, inception (April 5, 1999) through December 31, 1999 and the year ended December 31, 2000, incorrectly reported a total issuance of 59,500 shares of common stock for cash in the amount of $110, and 2,550,000 shares of common stock issued for compensation at a value of $6,947. The management's discussion in the financial statements for the year ended December 31,2000, indicated a total of 1,109,500 shares of the Company's common stock were issued for cash. The following adjustments were made to the financial statements for the year ended December 31, 2001:

The Company issued 1,000,000 shares of common stock to it's founders for consulting services at par value, $.001 ($1,000), 1,500,000 shares were issued per terms of a consulting contract, also valued at par ($1,500), 50,000 shares were issued to the Company's attorney for legal fee compensation, valued at $.02 ($1,000), 50,000 shares were issued for cash, valued at $.002 ($100) and 9,500 shares were also issued for cash, valued at $.01 ($95). The total monetary value of the common stock (2,550,000 shares) issued for compensation of services + is $3,500, and the total value of the common stock (59,500 shares) issued for cash is $195. All other expenses incurred by the Company, including other compensation expenses, are reflected in the current financials as contributions to capital.

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

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Following are the current officers and directors of the Company, together with their ages, positions held and dates of service:

===========================================================================
Name               Age        Position(s) Held               Service Began
---------------------------------------------------------------------------

Patricia J. Linson  39        President, Director              April 2003

Floyd Robertson     67        Secretary, Treasurer             April 1999
                              Director

---------------------------------------------------------------------------

PATRICIA J. LINSON, President and Director. Ms. Linson resides and conducts her business in Las Vegas, Nevada. She presently devotes a portion of her time as the trustee of a private testamentary trust, managing the properties owned by the trust. She is a consultant to several small emerging businesses; she also devotes part of her time managing an entertainment booking agency providing talent to the hotels/casinos in Las Vegas. Ms. Linson has owned and managed several small businesses in the past, including a hose company providing products in the construction industry. She no longer owns those businesses. Ms. Linson will devote part time (from approximately 20 to 35 hours per week) to the business of the corporation during its development phase.

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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is aware of only one (1) group being the beneficial owner of more than five (5) percent of any class of our securities:


===================================================================================================
                          Name and Address           Amount and Nature of
 Title of Class         of Beneficial Owner          Beneficial Ownership       Percent of Class
---------------------------------------------------------------------------------------------------
 COMMON STOCK           Patricia J. Linson               1,250,000                 47.9%
                        5366 Martingale Ct.
                        Las Vegas, Nevada 89119
==================================================================================================

The following are all of the officers and directors of the issuer who are beneficial owners of the issuer's securities:

===============================================================================================
                            Name and Address           Amount and Nature of
   Title of Class          of Beneficial Owner         Beneficial Ownership    Percent of Class
-----------------------------------------------------------------------------------------------
COMMON STOCK           Patricia J. Linson                   1,250,000                %
                       5366 Martingale Ct.
                       Las Vegas, Nevada 89119
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           Floyd Robertson                       250,000                9.6%
                       435 Aspen Drive, #8
                       Park City, Utah 84098
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           LouAnne Robertson                       1,000                0.1%
                       435 Aspen Drive, #8
                       Park City, Utah 84098
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           Total Officers and Directors          1,501,000                19.2%
                       as a Group
===============================================================================================

AMY L. CLAYTON sold 100% of her common restricted shares in a private transaction to Patricia J. Linson on April 4, 2003 at a price of $.002 per share.

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


ITEM 14. PROCEDURES AND CONTROLS

(a) Evaluation of disclosure controls and procedures.

     The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

(b) Changes in internal controls.

     The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STERLING ELECTRONIC COMMERCE, INC.
                                         (Registrant)


April 18, 2003                           By: /s/ Patricia J. Linson
                                         -----------------------------
                                         Patricia J. Linson
                                         President, Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:                                     Capacity                   Date
---                                     --------                   ----


/s/ Patricia J. Linson              President, Director        April 18, 2003
-------------------------
Patricia J. Linson




/s/ Floyd Robertson               Secretary, Treasurer,      April 18, 2003
-------------------------         Director
Floyd Robertson

                                 CERTIFICATIONS
                                 --------------

I, Patricia J. Linson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sterling Electronic Commerce Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 18, 2003                             /s/ Patricia J. Linson
----------------------                     -----------------------------------
Date                                       Chief Executive Officer

I, Floyd Robertson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sterling Electronic Commerce Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 18, 2003                             Floyd Robertson
----------------------                     -----------------------------------
Date                                       Chief Financial Officer