Form 10KSB/A
period 2002-12-31
STERLING ELECTRONIC COMMERCE CO
filed 2003-04-21
CIK 1084189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                                Amendment No. 1

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

EXPLANATORY NOTE: This Amendment No. 1 to the Annual Report on Form 10-KSB of Sterling Electronic Commerce Co. is to correct typographical errors in the table under Item 11.



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
                        5366 Martingale Ct.
                        Las Vegas, Nevada 89119
==================================================================================================

The following are all of the officers and directors of the issuer who are beneficial owners of the issuer's securities:


===============================================================================================
                            Name and Address           Amount and Nature of
   Title of Class          of Beneficial Owner         Beneficial Ownership    Percent of Class
-----------------------------------------------------------------------------------------------
COMMON STOCK           Patricia J. Linson                   1,250,000               47.9%
                       5366 Martingale Ct.
                       Las Vegas, Nevada 89119
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           Floyd Robertson                       250,000                 9.6%
                       435 Aspen Drive, #8
                       Park City, Utah 84098
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           LouAnne Robertson                       1,000                 0.1%
                       435 Aspen Drive, #8
                       Park City, Utah 84098
---------------------- ------------------------------ ----------------------- -----------------
COMMON STOCK           Total Officers and Directors          1,501,000              57.6%
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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


The following exhibits are filed as part of this Form 10-KSB for the Company's year ended December 31, 2002.



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


                                         STERLING ELECTRONIC COMMERCE, INC.
                                         (Registrant)


April 21, 2003                           By: /s/ Patricia J. Linson
                                         -----------------------------
                                         Patricia J. Linson
                                         President, Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:                                     Capacity                   Date
---                                     --------                   ----


/s/ Patricia J. Linson              President, Director        April 21, 2003
-------------------------
Patricia J. Linson




/s/ Floyd Robertson               Secretary, Treasurer,      April 21, 2003
-------------------------         Director
Floyd Robertson

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