Form 10QSB
period 2003-03-31
STERLING ELECTRONIC COMMERCE CO
filed 2003-05-20
CIK 1084189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: March 31, 2003

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



                   350 KACHINA CIRCLE, LAS VEGAS, NEVADA 89123
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (702) 492-9413
                                -----------------
                                 (Telephone no.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

The Company had 2,609,500 shares of common stock outstanding at May 1, 2003.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                        Sterling Electronic Commerce Co.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                                 March 31,
                                                                   2003
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
                                                               ============

                 See Accompanying Notes to Financial Statements.

                        Sterling Electronic Commerce Co.
                         (A Development Stage Company)
                            Statements of Operations
            For the three-month period ending March 31, 2003 and 2002
                                   (Unaudited)



                                          Three Months    Three Months
                                              Ended           Ended
                                         March 31, 2003  March 31, 2002
                                         --------------  --------------

Interest income                          $          -     $          -

 Expenses:
     Consulting                                     -                -
     Professional fees                              -                -
     Registration fees                              -                -
                                         -------------    -------------
                          Total Expenses            -                -

          Net Income before income taxes            -                -

                            Income Taxes            -                -
  Income tax benefit of net
    operating loss carryforward                     -                -

                                          -------------   -------------
                               Net Income $         -     $         -
                                          =============   =============
  Weighted Average Shares
    Common Stock Outstanding                 2,609,500       2,609,500
                                          =============   =============

Net Income Per Common Share
   (primary and fully dilutive)           $         -     $         -
                                          =============   =============



               See Accompanying Notes to the Financial Statements.

                         Sterling Electronic Commerce Co
                             Statement of Cash flows
                         (A Development Stage Company)
            For the three-month period ending March 31, 2003 and 2002
                                   (Unaudited)



                                                     Three Months       Three Months
                                                        Ended              Ended
                                                    March 31, 2003     March 31, 2002
                                                   ----------------   ----------------
Cash Flows From Operating Activities:

                            Net  loss                $           -      $           -

     Common stock issued for services                            -                  -
                                                   ----------------   ----------------
Net cash used in operating acitivities                           -                  -

Cash flows provided by financing activities:
     Proceeds from the issuance of common stock                  -                  -
                                                   ----------------   ----------------
     Net cash provided by financing acitivities                  -                  -

Cash and cash equivalents at beginning of period                -                  -
                                                   ----------------   ----------------
                           Cash at end of period     $          -       $          -
                                                   ================   ================





             See Accompanying Notes to the Financial Statements

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           Marrch 31, 2003 (Unaudited)

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is, and has been since its inception in 1999, a development stage company with no significant business operations. We are seeking funding to develop our business, but so far have been unsuccessful, and we cannot be certain we will ever be successful.

At our current level of operations, our expenses are minimal, consisting principally of accounting, auditing and filing reports with the Securities and Exchange Commission (SEC). These expenses are being financed in part by our officers, and in part the the extension of credit from the suppliers. However, there is no assurance that those suppliers will continue to extend credit to us in the future, and our officers are under no obligation to continue to advance funds or pay expenses on our behalf. However, we expect these two resources be permit us to operate for at least the next twelve months, during which time our officers will continue to prospect for equity investors. At present, our officers each devote less than 10 hours per week to activities on our behalf.

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

        Form 8-K filed May 2, 2003.

(b)  Exhibits:

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 20, 2003
STERLING ELECTRONIC COMMERCE CO.


by:


/s/ Patricia J. Linson
------------------------
President, Director

                                 CERTIFICATIONS
                                 --------------

I, Patricia J. Linson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sterling Electronic Commerce Co;

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


Date: May 20, 2003

/s/ Patricia J. Linson
--------------------------
President and CEO

I, Floyd Robertson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sterling Electronic Commerce Co.;

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


Date: May 20, 2003

/s/ Floyd Robertson
--------------------------
Chief Financial Officer