Form 10QSB
period 2003-06-30
STERLING ELECTRONIC COMMERCE CO
filed 2003-10-29
CIK 1084189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                   FORM 10-QSB

                                -----------------


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2003

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

Yes [X]   No  [ ]

The Company had 2,609,500 shares of common stock outstanding at August 1, 2003.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                        Sterling Electronic Commerce Co.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                                 June 31,
                                                                   2003
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
                                                               ============

                 See Accompanying Notes to Financial Statements.

                        Sterling Electronic Commerce Co.
                         (A Development Stage Company)
                            Statements of Operations
            For the three-month period ending June 30, 2003 and 2002
                                   (Unaudited)



                                           Six Months      Six Months
                                              Ended           Ended
                                          June 30, 2003   June 30, 2002
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



                                                      Six Months        Six Months
                                                        Ended              Ended
                                                     June 30, 2003      June 30, 2002
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
                                                   ================   ================





             See Accompanying Notes to the Financial Statements

                        STERLING ELECTRONIC COMMERCE CO.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (Unaudited)

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

Item 3  -  CONTROLS AND PROCEDURES

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

        None

(b)  Exhibits:

        None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 27, 2003

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


Date: October 27, 2003

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


Date: October 27, 2003

/s/ Floyd Robertson
--------------------------
Chief Financial Officer